Form 10QSB
period 2007-03-31
Hyperion Energy, Inc.
filed 2007-09-10
CIK 1392488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52501

Hyperion Energy, Inc.
(Name of Small Business Issuer in its charter)

Colorado	-----
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

3755 Avocado Blvd, #229, La Mesa, California  91941
 (Address of principal executive offices)

Issuer’s telephone number:	(619) 659-8297
Issuer’s facsimile number:	(619) 399-5900

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Hyperion Energy, Inc.
3755 Avocado Blvd., #229
La Mesa, CA 91941

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2007: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEET
MARCH 31, 2007

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY

Commitment and contingencies	$-	$-

Stockholder’s equity	-	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares
1,390,000 issued and outstanding	1,390	1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	1,390)

Total stockholder’s equity	-	-

Total liabilities and stockholder’s equity	$-	$-
	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

		For the period
	For the three	December 29, 2005
	Months ended	(inception)
	March 31, 2007	Through
	And 2006	March 31, 2007

Revenue	$-	$-

Expenses	-	-

General and Administrative	-	1,390

Total Expenses	$-	$(1,390)

Net Loss	-	(1,390)

Net loss per share (basic and diluted)	$-	$-

Weighted average shares outstanding (basic and diluted)	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) through March 31, 2007
(Unaudited)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Issuance of Common Stock
Balance December 29, 2005	-	$-	$-	$-	$-
Shares issued in lieu of services
December 29, 2005	1,390,000	$1,390	$-	$-	$1,390
2005 Net Loss				$(1,390)	$(1,390)
Balance at December 31, 2006 (audited)
and March 31, 2007 (unaudited)	1,390,000	$1,390	$-	$(1,390)	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

For the period
	For the three	December 29, 2005
	months ended	(inception)
	March 31, 2007	Through
	and 2006	March 31, 2007

Cash flows from operating activities
Net loss	$-	$(1,390)
Shares issued in lieu of services		1,390

Cash flows used in operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hyperion Energy, Inc. (“the Company”) was incorporated in the State of Colorado on December 29, 2005 and has been inactive since inception.  The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination.  The company has subsequently entered into an asset purchase agreement which is referenced in Note 5.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2007, the results of its operations for the three months ended March 31, 2007, and from the date of inception (December 29, 2005) through March 31, 2007, and cash flows for the three months ended March 31, 2007, and from the date of inception (December 29, 2005) through March 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Development Stage Company

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

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 4 -	SHAREHOLDERS’ EQUITY

On December 29, 2005, the Board of Directors issued 1,390,000 shares of common stock for $1,390 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

•	Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding;

•	Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5 -	SUBSEQUENT EVENT

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

The purchase price for the AccountAbilities, Inc. assets shall be a number of shares of the Company’s common stock which will be equal to the number of shares of AccountAbilities, Inc. common stock outstanding at the time of closing.  In addition, AccountAbilities, Inc. has agreed to pay the Company’s sole shareholder a total of $12,500 in exchange for his agreement to surrender all of his shares of the Company’s common stock for cancellation at the time of closing.  As a result of these transactions (the “Transactions”), the shares of the Company’s common stock issued to AccountAbilities, Inc. will represent 100% of the Company’s outstanding common stock after the completion of the Transactions.

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

Item 2 -	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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
Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time which are more fully described in the 8-K filing.

Results of Operation

The Company did not have any operating income nor any costs incurred for the three months ended March 31, 2007 or 2006.

Liquidity and Capital Resources

At March 31, 2007 and 2006, three months ended, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Item 3 -	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II -	OTHER INFORMATION

Item 1	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2	Changes in Securities.

None

Item 3	Defaults Upon Senior Securities.

None

Item 4	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5	Other Information.

None

Item 6	Exhibits and Reports of Form 8-K.

(a)                 Exhibits

*3.1	Certificate of Incorporation as filed with the Colorado Secretary of State on December 29, 2005

*3.2	By-Laws

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

       *  Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 24, 2007, and incorporated herein by this reference.

(b)                 Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Hyperion Energy, Inc.

Date: August 24, 2007	By:	/s/ Walter Reed
Name: Walter Reed
Title: President