Form 10QSB
period 2007-09-30
Hyperion Energy, Inc.
filed 2007-11-15
CIK 1392488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEET
SEPTEMBER 30, 2007

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

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
	For the nine	For the nine	December 29, 2005
	Months ended	Months ended	(Inception)
	September 30,	September 30,	Through
	2007 and 2006	2007 and 2006	September 30, 2007

Income
Revenue	$-	$-	$-
Expenses	-	-	-
General and Administrative	-	-	1,390
Total Expenses	-	-	(1,390)
Net Loss			(1,390)
Net loss per share (basic and diluted)			-
Weighted average shares outstanding (basic and diluted)	1,390,000	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) through September 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Issuance of Common Stock
Balance December 29, 2005	-	$-	$-	$-	$-
Shares issued in lieu of expenses
December 29, 2005	1,390,000	$1,390	$-	$-	$1,390
2005 Net Loss				$(1,390)	$(1,390)
Balance at December 31, 2006
and September 30, 2007	1,390,000	$1,390	$-	$(1,390)	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

For the period
	For the nine	December 29, 2005
	months ended	(inception)
	September 30,	through
	2007 and 2006	September 30, 2007

Cash flows from operating activities
Net loss	$-	$(1,390)
Shares issued in lieu of expenses paid		1,390

Cash flows used in operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and from the date of inception (December 29, 2005) through September 30, 2007, and cash flows for the nine months ended September 30, 2007 and 2006, and from the date of inception (December 29, 2005) through September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2006

The results of operations and cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the three and nine months ended September 30, 2007 or 2006.

Liquidity and Capital Resources

At September 30, 2007 and 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  The Company plans to proceed with the acquisition of Accountabilities Inc as described above an operate Accountabilities’ professional staffing and workforce solutions business as the Company’s sole line of business if the proposed Transactions are completed.  If the Transactions are completed, it is anticipated that revenues generated through the operation of the acquired business will be sufficient to support the Company’s operations for the forseeable future.  No assurance can be given that the Transactions will be completed.

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

       **  Filed as an exhibit to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2007, and incorporated herein by this reference.

(b)                 Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Hyperion Energy, Inc.

Date: November 15, 2007	By:	/s/ Walter Reed
Name: Walter Reed
Title: President