Form 10QSB
period 2008-03-31
Hyperion Energy, Inc.
filed 2008-05-14
CIK 1392488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2008: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Page

Financial Statements

Balance Sheets	1

Statements of Operations	2

Statements of Changes in Stockholder's Equity	3

Statements of Cash Flows	4

Notes to Financial Statements	5 - 6

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
(Unaudited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY

Total liabilities	$-	$-

Stockholder’s equity	-	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares
1,390,000 issued and outstanding	$1,390	$1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder’s equity	-	-

Total liabilities and stockholder’s equity	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

					December 29, 2005
					(Inception)
	Three Months Ended				Through
	March 31, 2008		March 31, 2007		March 31, 2008

Revenue		$-		$-	$-

General and administrative expenses		-		-	1,390

Net income (loss)	$		$		$(1,390)

Basic and diluted net income per share		$0.00		$0.00

Basic and diluted weighted average shares outstanding		1,390,000		1,390,000

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) to March 31, 2008
(Unaudited)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balances at December 29, 2005	-	$-	$-	$-	$-

Shares issued for services	1,390,000	$1,390	$-	$-	$1,390

Net loss for the period from Inception through March 31, 2008				$(1,390)	$(1,390)

Balances at March 31, 2008, December 31, 2007, 2006 and 2005	1,390,000	$1,390	$-	$(1,390)	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

Period from
December 29, 2005
(Inception)
	Three Months Ended		Through
	March 31, 2008	March 31, 2007	March 31, 2008

Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hyperion Energy, Inc. (“the Company”) was incorporated under the laws of the State of Colorado on December 29, 2005 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008 and 2007, and from the date of inception (December 29, 2005) through March 31, 2008, and cash flows for the three months ended March 31, 2008 and 2007, and from the date of inception (December 29, 2005) through March 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-KSB to the Securities and Exchange Commission for the year ended December 31, 2007.

The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

Accounting Method

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

•	Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding;

•	Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5 – SUBSEQUENT EVENT

In March, 2008, Accountabilities, Inc. filed a Form 10 registration statement with the Securities and Exchange Commission which later became effective.  As a result of the successful filing and execution of the Form 10 filing, Hyperion has requested the withdrawal of the Form S-4  registration statement and the plan to reverse merge has been terminated.  On May 7, 2008, the Company, its sole shareholder and Accountabilities, Inc. terminated the Asset Purchase Agreement and executed a Transfer of Hyperion Energy, Inc. Common Stock to Accountabilities, Inc. effective on May 16, 2008.

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

The purchase price for the AccountAbilities, Inc. assets was to be a number of shares of the Company’s common stock equal to the number of shares of AccountAbilities, Inc. common stock outstanding at the time of closing.  In addition, AccountAbilities, Inc. paid the Company’s sole shareholder a total of $12,500 in exchange for his agreement to surrender all of his shares of the Company’s common stock for cancellation at the time of closing.  As a result of these transactions (the “Transactions”), the shares of the Company’s common stock issued to AccountAbilities, Inc. were to represent 100% of the Company’s outstanding common stock after the completion of the Transactions.

In May 2008, the Company and Accountabilities, Inc. agreed to terminate the Asset Purchase Agreement and the Company’s sole shareholder agreed to transfer all of the outstanding shares of the Company’s common stock to Accountabilities, Inc., effective May 16, 2008.

It is anticipated that the Company will continue to attempt to locate and negotiate with a business entity for the combination of that target company with the Company.  It is anticipated that any such combination will take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the three months ended March 31, 2008 or 2007.

Liquidity and Capital Resources

At March 31, 2008 and December 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

It is anticipated that the Company will continue to seek out another target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

None

Item 4	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5	Other Information.

None

Item 6	Exhibits.

*3.1	Certificate of Incorporation as filed with the Colorado Secretary of State on December 29, 2005

**2.1	Asset Purchase Agreement dated July 26, 2007 among the Company, Walter Reed and AccountAbilities, Inc.

*3.2	By-Laws

10.1	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy, Inc. Common Stock

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

       *  Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 15, 2007, and incorporated herein by this reference.

       **  Filed as an exhibit to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 26, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Hyperion Energy, Inc.

Date: May 14, 2008	By:	/s/ Walter Reed
Name: Walter Reed
Title: President