Form 10QSB
period 2008-06-30
Hyperion Energy, Inc.
filed 2008-08-14
CIK 1392488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52501

Hyperion Energy, Inc.
(Name of Small Business Issuer in its charter)

Colorado	-----
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

195 Route 9 South, Suite 109
Manalapan, New Jersey 07726
 (Address of principal executive offices)

Issuer’s telephone number:	(732) 333-3622
Issuer’s facsimile number:	(732) 625-7985

3755 Avocado Blvd., #229
La Mesa, CA 91941
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2008: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Page

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Stockholder's Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7 - 9

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
(Unaudited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY

Total liabilities	$-	$-

Stockholder’s equity	-	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares
1,390,000 issued and outstanding	$1,390	$1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder’s equity	-	-

Total liabilities and stockholder’s equity	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

					December 29, 2005
					(Inception)
	Three & Six Months Ended				Through
	June 30, 2008		June 30, 2007		June 30, 2008

Revenue		$-		$-	$-

General and administrative expenses		-		-	1,390

Net income (loss)	$		$		$(1,390)

Basic and diluted net income per share		$0.00		$0.00

Basic and diluted weighted average shares outstanding		1,390,000		1,390,000

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) to June 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balances at December 29, 2005	-	$-	$-	$-	$-

Shares issued for services	1,390,000	$1,390	$-	$-	$1,390

Net loss for the period from Inception through June 30, 2008				$(1,390)	$(1,390)

Balances at June 30, 2008, December 31, 2007, 2006 and 2005	1,390,000	$1,390	$-	$(1,390)	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

Period from
December 29, 2005
(Inception)
	Six Months Ended		Through
	June 30, 2008	June 30, 2007	June 30, 2008

Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Hyperion Energy, Inc. (“the Company”) was incorporated under the laws of the State of Colorado on December 29, 2005 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

On July 26, 2007, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with AccountAbilities, Inc. (“Accountabilities”) based in Manalapan, New Jersey, to purchase substantially all of the properties, rights and assets used by AccountAbilities in conducting its business of providing (i) professional staffing services, primarily to CPA firms and (ii) information technology/scientific staffing services and workforce solutions to various businesses.

In March 2008, Accountabilities filed a Form 10 registration statement with the Securities and Exchange Commission, which later became effective.  As a result of the successful filing and execution of the Form 10 filing, the Company has requested the withdrawal of the Form S-4 Registration Statement.  On May 16, 2008 the Company and Accountabilities agreed to terminate the Asset Purchase Agreement between them.  At the same time, the Company’s sole stockholder, agreed to transfer all of the outstanding shares of the Company’s common stock to Accountabilities.  Accountabilities had previously paid the Company’s sole stockholder $12,500 to surrender his stock pursuant to the Asset Purchase Agreement.  As a result, Accountabilities became the owner of 100% of the Company’s outstanding common stock.

No active business operations have been contributed to or acquired by the Company in connection with the change in control of the Company.  It is anticipated that the Company will continue to attempt to locate and negotiate with a business entity for the combination of that target company with the Company.  It is anticipated that any such combination will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “business combination”).  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company does not expect to restrict its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any state of its business life.  It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008 and 2007, and from the date of inception (December 29, 2005) through  June 30, 2008, and cash flows for the six months ended June 30, 2008 and 2007, and from the date of inception (December 29, 2005) through June 30, 2008.

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

The results of operations and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Diluted earnings per share is based upon the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period.  The Company does not have any dilutive common stock equivalent shares; therefore, diluted earnings per share is the same as basic earnings per share.

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

NOTE 4 - SHAREHOLDER'S EQUITY

On December 29, 2005, the Board of Directors issued 1,390,000 shares of common stock for $1,390 in services to the founding shareholder of the Company to fund organizational start-up costs.  On May 16, 2008, as a result of the termination of the Asset Purchase Agreement, the founding shareholder surrendered his shares to Accountabilities, and Accountabilities became the owner of 100% of the Company’s outstanding common stock.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

- Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding,

- Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Item 2. - Management's Discussion and Analysis or Plan of Operation

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

In March 2008, Accountabilities filed a Form 10 registration statement with the Securities and Exchange Commission, which later became effective.  As a result of the successful filing and execution of the Form 10 filing, the Company has requested the withdrawal of the Form S-4 Registration Statement.  On May 16, 2008 the Company and Accountabilities agreed to terminate the Asset Purchase Agreement between them.  At the same time, the Company’s sole stockholder, agreed to transfer all of the outstanding shares of the Company’s common stock to Accountabilities.  Accountabilities had previously paid the Company’s sole stockholder $12,500 to surrender his stock pursuant to the Asset Purchase Agreement.  As a result, Accountabilities became the owner of 100% of the Company’s outstanding common stock.

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

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the six months ended June 30, 2008 or 2007.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. - Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Our President and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)           Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. - Defaults Upon Senior Securities.

None

Item 4. - Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. - Other Information.

None

Item 6. - Exhibits.

3.1	Certificate of Incorporation, as filed with the Colorado Secretary of State on December 29, 2005. (1)

2.1	Asset Purchase Agreement dated July 26, 2007 among the Company, Walter Reed and Accountabilities, inc. (2)

3.2	By-Laws (1)

10.1	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy, Inc. Common Stock (3)

31.1	Certification of President pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 15, 2007, and incorporated herein by this reference.

(2) Filed as an exhibit to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 26, 2007, and incorporated herein by this reference.

(3) Filed as an exhibit to the Company’s Report on Form 10-QSB as filed with the Securities and Exchange Commission on May 14, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hyperion Energy, Inc.

Date: August 14, 2008	By:	/s/ Jeffrey J. Raymond
Name: Jeffrey J. Raymond
Title: President

By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer