Form 10-Q
period 2008-09-30
Hyperion Energy, Inc.
filed 2008-11-13
CIK 1392488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52501

Hyperion Energy, Inc.
(Name of Registrant as specified in its charter)

Colorado	-----
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

195 Route 9 South, Suite 109
Manalapan, New Jersey 07726
 (Address of principal executive offices)

Issuer’s telephone number:	(732) 333-3622
Issuer’s facsimile number:	(732) 625-7985

Copies to:
Hyperion Energy, Inc.
195 Route 9 South, Suite 109
Manalapan, New Jersey 07726

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer" and large accelerated filer in Rulte 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer - ☐	Accelerated Filer - ☐	Non-Accelerated Filer - ☐	Smaller Reporting Company - ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐]

State the number of shares outstanding of each of the registrant's classes of common equity, as of November 6, 2008: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

Page

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Stockholder's Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7 - 9

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
(Unaudited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY

Total liabilities	$-	$-

Stockholder’s equity	-	-
Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares
1,390,000 issued and outstanding	$1,390	$1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder’s equity	-	-

Total liabilities and stockholder’s equity	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

					December 29, 2005
					(Inception)
	Three & Nine Months Ended				Through
	September 30, 2008		September 30, 2007		September 30, 2008

Revenues		$-		$-	$-

General and administrative expenses		-		-	1,390

Net income (loss)	$		$		$(1,390)

Basic and diluted net income per share		$0.00		$0.00

Basic and diluted weighted average shares outstanding		1,390,000		1,390,000

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) to September 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balances at December 29, 2005	-	$-	$-	$-	$-

Shares issued for services	1,390,000	$1,390	$-	$-	$1,390

Net loss for the period from Inception through September 30, 2008				$(1,390)	$(1,390)

Balances at September 30, 2008, December 31, 2007, 2006 and 2005	1,390,000	$1,390	$-	$(1,390)	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

Period from
December 29, 2005
(Inception)
	Nine Months Ended		Through
	September 30, 2008	September 30, 2007	September 30, 2008

Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and from the date of inception (December 29, 2005) through  September 30, 2008, and cash flows for the nine months ended September 30, 2008 and 2007, and from the date of inception (December 29, 2005) through September 30, 2008.

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

The results of operations and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

- Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding,

- Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the nine months ended September 30, 2008 or 2007.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. -  Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2008, the company had no capital resources or operations and was not exposed to market risks.

Item 4. - Controls and Procedures
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

None

Item 3. - Defaults Upon Senior Securities.

None

Item 4. - Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Hyperion Energy, Inc.

Date: November 13, 2008	By:	/s/ Jeffrey J. Raymond
Name: Jeffrey J. Raymond
Title: President

By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer