Form 10-K
period 2008-12-31
Hyperion Energy, Inc.
filed 2009-03-31
CIK 1392488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52501

Hyperion Energy, Inc.
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

195 Route 9 South, Suite 109
Manalapan, New Jersey	07726
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 732-333-3622

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ❒No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ❒No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒.

Indicate by check mark if  disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ❒.

As of December 31, 2008, there were 1,390,000 shares of common stock, par value $.001 per share, outstanding, none of which were held by non-affiliates.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Hyperion Energy, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Hyperion Energy, Inc.
Form 10-K

Part IV

Item 15	Exhibits, Financial Statement Schedules	23

PART I

Item 1.	Business.

Introduction

Hyperion Energy, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Colorado on December 29, 2005, and maintains its principal executive offices at 195 Route 9 South, Suite 109, Manalapan, New Jersey, 07726.

Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

In March 2008, Accountabilities filed a Form 10 registration statement with the Securities and Exchange Commission, which later became effective.  As a result of the successful filing and execution of the Form 10 filing, the Company requested the withdrawal of the Form S-4 Registration Statement.  On May 16, 2008 the Company and Accountabilities agreed to terminate the Asset Purchase Agreement between them.  At the same time, the Company’s sole stockholder, agreed to transfer all of the outstanding shares of the Company’s common stock to Accountabilities.  Accountabilities had previously paid the Company’s sole stockholder $12,500 to surrender his stock pursuant to the Asset Purchase Agreement.  As a result, Accountabilities became the owner of 100% of the Company’s outstanding common stock.

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

Employees

We have no employees other than our two officers who devote only a limited amount of time to our business.

Item 1A.     Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

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

Since December 29, 2005 (inception) through December 31, 2008, we have accumulated a deficit of ($1,390). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of common stock, par value $0.001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of Common Stock on either of those or any other stock exchange. After completing a business combination, until the Common Stock is listed on the NASDAQ or another stock exchange, we expect that the Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling the Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. If we acquire or combine with an operating company, shares of Common Stock will not be eligible for sale under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) until one year after certain information pertaining to the operating company is filed with the Securities and Exchange Commission.

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

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 20,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our sole stockholder may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

In order to provide an interest in the Company to a third party, our sole stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase its shares of Common Stock. As a result of such transaction, our management, stockholder(s) and Board of Directors may change.

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

Control by Accountabilities, Inc.

Our sole stockholder is Accountabilities, Inc., who’s Chief Executive Officer and Chief Financial Officer are our sole officers. Accountabilities, Inc. currently owns all of the issued and outstanding capital stock of the Company. Consequently, this stockholder controls the operations of the Company and will have the ability to control all matters submitted to stockholders for approval, including:

	Election of the board of directors;
	Removal of any directors;
	Amendment of the Company’s certificate of incorporation or bylaws; and
	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have complete control over our management and affairs. Accordingly, this ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of Accountabilities, Inc. at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of December 31, 2008, there was one holder of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

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

Item 6	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the years ended December 31, 2008 or 2007.

Liquidity and Capital Resources

At December 31, 2008 and December 31, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

For the period from inception to December 31, 2008, the Company had no capital resources or operations and was not exposed to market risks.

Item 8. Financial Statements.

HYPERION ENERGY, INC.
(A Development Stage Company)
December 31, 2008

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	12

Balance Sheets as of December 31, 2008 and 2007	13

StStatements of Operations for the Years Ended December 31, 2008 and 2007 and the Period from December 29, 2005 (Inception) through December 31, 2008	14

StStatements of Changes in Stockholder’s Equity for the Years Ended December 31, 2008 and 2007 and the Period from December 29, 2005 (Inception) through December 31, 2008	15

StStatements of Cash Flows for the Years Ended December 31, 2008 and 2007 and the Period from December 29, 2005 (Inception) through December 31, 2008	16

Notes to Financial Statements	17-19

ROTENBERG & CO. LLP
Certified Public Accountants
1870 Winton Road South
Rochester, NY 14618
www.rotenbergllp.com
585.295.2400
585.295.2150 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Hyperion Energy, Inc.

We have audited the accompanying balance sheets of Hyperion Energy, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from the date of inception (December 29, 2005) through December 31, 2008. Hyperion Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperion Energy, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from the date of inception (December 29, 2005) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s accumulated deficit and absence of revenue generating activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rochester, New York
March 31, 2009

Hyperion Energy, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS:

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY:

Total liabilities:	$-	$-

Stockholder's equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares, 1,390,000
issued and outstanding	$1,390	$1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder's equity:	-	-

Total liabilities and stockholder's equity:	$-	$-

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Operations

			December 29, 2005
			(Inception)
	Year Ended		Through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$-	$-	$-

General and administrative expenses	-	-	1,390

Net income (loss)	$-	$-	$(1,390)

Basic and diluted net income per share	$0.00	$0.00

WBasic and diluted weighted average shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity
For the Period December 29, 2005 (Inception) through December 31, 2008

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balances at December 29, 2005	-	-	-	-	-

Shares issued for services	1,390,000	$1,390	-	-	$1,390

Net Loss For the Period From Inception through December 31, 2008				$(1,390)	$(1,390)

Balances at December 31, 2008, 2007, 2006 and 2005	1,390,000	$1,390	-	$(1,390)	-

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows

Period from
December 29, 2005
(Inception)
	Year Ended		Through
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

Note 1 – Background and Nature of Operations:

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

Note 2 - Summary of Significant Accounting Policies:

Basis of  Presentation – Development Stage Company:

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholder’s equity and cash flows disclose activity since the date of the Company’s inception.

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

Assumption of Certain Expenses By AccountAbilities:

Upon entering into the Asset Purchase Agreement AccountAbilities agreed to assume all expenses associated with the Company’s obligations arising from its status as a reporting company under the Securities and Exchange Act of 1934.  Since the termination of the Asset Purchase Agreement on May 16, 2008, AccountAbilities has agreed to continue to pay certain expenses of the Company while it remains a wholly-owned subsidiary.  AccountAbilities has agreed not to be repaid for these expenses.  For the years ended December 31, 2008 and 2007, these expenses totalled $3,000 and $5,327, respectively, representing audit and accounting fees.

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

Impact of New Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

Note 4 – Stockholder’s Equity:

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

-           Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding,

-           Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the years ended December 31, 2008 or 2007 or for any period from its inception as the Company has had no taxable income or loss.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, which consists of our President and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act."  Based on that evaluation, the President and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Internal Control Over Financial Reporting

(a) Management's annual report on internal controls over financial reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company's management, which consists of its President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Attestation Report
This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's attestation in this annual report.

(c)  Changes in internal control over financial reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers as of March 30, 2009:

Name	Position	Term
Jeffrey J. Raymond	President and Director	May 17, 2008 to Present
Stephen DelVecchia	Chief Financial Officer and Director	May 17, 2008 to Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Jeffrey J. Raymond was appointed President of Hyperion Energy, Inc. in May, 2008.  Mr. Raymond was appointed Chief Executive Officer of AccountAbilities, Inc. in May, 2008.  Prior thereto, he provided consulting services through Pylon Management, Inc., a mergers and acquisition/financial consulting firm that works with staffing and related public and private firms where he also served as President.  From August 1997 through June 2005, Mr. Raymond served as a turnaround consultant and a consultant to staffing companies.  He served as the President of RoyalPar Industries, a national technical staffing company from April 1994 through August 1997.

Stephen DelVecchia was appointed Chief Financial Officer of Hyperion Energy, Inc. in May, 2008.  Mr. DelVecchia joined AccountAbilities, Inc. as Chief Financial Officer in March, 2007.  Prior thereto, he was employed by Geller and Company, LLC, where he functioned as the Chief Financial Officer of the firm as awell as Co-Chief Operating Officer of the private equity services division.  From 2000 to 2003, he was with Corbis Motion LLC, a media licensing and services company, where he also functioned as Chief Financial Officer, as well as Chief Operating Officer of the research subsidiary.  From 1999 to 2000, Mr. DelVecchia was Chief Financial Officer for GSV Inc., a publicly traded company where he was responsible for all SEC compliance and capital market placements.  From 1996 to 1999, Mr. DelVecchia led the financial reporting and compliance group for Barnes and Noble, Inc., a book retailer where he led all SEC compliance, reporting and audit functions.  Mr. DelVecchia earned his CPA license while an auditor with Grant Thornton LLP.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year, except that our President, Jeffrey J. Raymond, our Chief Financial Officer, Stephen DelVecchia, and AccountAbilities, Inc., our sole shareholder, were delinquent in filing Forms 3.  In addition, our former sole shareholder, Walter Reed, did not file a Form 4 when he transferred his shares to AccountAbilities, Inc.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there are only two persons involved in the management of the Company and they devote only a limited amount of time to our business.

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

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and Chief Financial Officer for services rendered during the fiscal years ended December 31, 2008 and 2007.

Name and Position	Year	Total Compensation
Jeffrey J. Raymond, President and Director	2008 & 2007	None
Stephen DelVecchia, Chief Financial Officer and Director	2008 & 2007	None
Walter Reed, Former President, Secretary and Director	2008 & 2007	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of December 31, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Accountabilities, Inc.	1,390,000	100%

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company utilizes the office space and equipment of its sole shareholder, Accountabilities, Inc. at no cost. Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Item 14. Principal Accountant Fees and Services

Rotenberg & Associates is the Company’s independent registered public accounting firm.

Audit Fees:

During the fiscal years 2008 and 2007, the aggregate fees billed to the Company by its independent auditors was $3,000 and $5,327 respectively, for the annual audits of financial statements and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Tax Fees:

There were no fees billed by Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2008 or 2007.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the members of the Board of Directors.

Item 15. Exhibits.

Index to Exhibits

Exhibit	Description

2.1	Asset Purchase Agreement among the Company, Walter Reed and Accountabilities, Inc. dated July 26, 2007 (2)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 29, 2005. (1)

3.2	By-laws. (1)

10.1	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy, Inc. Common Stock (3)

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 15, 2007, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 26, 2007, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s Report on Form 10-QSB as filed with the Securities and Exchange Commission on May 14, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERION ENERGY, INC.

Date: March 31, 2009	By:	/s/ Jeffrey J. Raymond
Name: Jeffrey J. Raymond
Title: President

Date: March 31, 2009	By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer