Form 10-Q
period 2009-03-31
Hyperion Energy, Inc.
filed 2009-05-14
CIK 1392488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Registrant’s telephone number: (732) 333-3622
Registrant’s facsimile number: (732) 625-7985

Copies to:
Hyperion Energy, Inc.
195 Route 9 South, Suite 109
Manalapan, New Jersey 07726

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non - Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of May 6, 2009: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

Page

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Stockholder’s Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7 − 8

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS:

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY:

Total liabilities:	$-	$-

Stockholder's equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares,
1,390,000 shares issued and outstanding	$1,390	$1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder's equity:	-	-

Total liabilities and stockholder's equity:	$-	$-

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

			December 29, 2005
			(Inception)
	Three Months Ended		Through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$-	$-	$-

General and administrative expenses	-	-	1,390

Net income (loss)	$-	$-	$(1,390)

Basic and diluted net income per share	$0.00	$0.00

WBasic and diluted weighted average shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) to March 31, 2009
(Unaudited)

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
Balances at December 29, 2005	-	-	-	-	-
Shares issued for services
	1,390,000	$1,390	-	-	$1,390

Net Loss For the Period From Inception through March 31, 2009				$(1,390)	$(1,390)

Balances at March 31, 2009, December 31, 2008, 2007, 2006 and 2005	1,390,000	$1,390	-	$(1,390)	-

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

Period from
December 29, 2005
(Inception)
	Three Months Ended		Through
	March 31, 2009	March 31, 2008	March 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2009, the results of its operations for the three months ended March 31, 2009 and 2008, and from the date of inception (December 29, 2005) through March 31, 2009, and cash flows for the three months ended March 31, 2009 and 2008, and from the date of inception (December 29, 2005) through March 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2008.

The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year’s operation.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the three months ended March 31, 2009 or 2008.

Liquidity and Capital Resources

At March 31, 2009 and December 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2009, the Company had no capital resources or operations and was not exposed to market risks.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our President and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e))] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

Item 1A.     Risk Factors.

There has been no material changes with respect to the risk factors disclosed in our latest report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Hyperion Energy, Inc.

Date: May 14, 2009	By:	/s/ Jeffrey J. Raymond
Name: Jeffrey J. Raymond
Title: President

Date: May 14, 2009	By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer