Form 10-Q
period 2009-09-30
Hyperion Energy, Inc.
filed 2009-11-13
CIK 1392488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the registrant's classes of common equity, as of October 6, 2009: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

Page

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Stockholder’s Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7 − 9

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008

ASSETS:

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY:

Total liabilities:	$-	$-

Stockholder's equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares,
1,390,000 shares issued and outstanding	$1,390	$1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder's equity:	-	-

Total liabilities and stockholder's equity:	$-	$-

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

			December 29, 2005
			(Inception)
	Nine Months Ended		Through
	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-

General and administrative expenses	-	-	1,390

Net income (loss)	$-	$-	$(1,390)

Basic and diluted net income per share	$0.00	$0.00

WBasic and diluted weighted average shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) to September 30, 2009
(Unaudited)

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balances at December 29, 2005	-	-	-	-	-

Shares issued for services	1,390,000	$1,390	-	-	$1,390

Net Loss For the Period From Inception through September 30, 2009				$(1,390)	$(1,390)

Balances at September 30, 2009, December 31, 2008, 2007, 2006 and 2005	1,390,000	$1,390	-	$(1,390)	-

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

Period from
December 29, 2005
(Inception)
	Nine Months Ended		Through
	September 30, 2009	September 30, 2008	September 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2009, the results of its operations for the nine months ended September 30, 2009 and 2008, and from the date of inception (December 29, 2005) through September 30, 2009, and cash flows for the nine months ended September 30, 2009 and 2008, and from the date of inception (December 29, 2005) through September 30, 2009.

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

The results of operations and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in FASB ASC 915 (prior authoritative literature Financial Accounting Standards Board Statement No. 7). Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued ASC 260 (formerly SFAS No. 128, "Earnings Per Share"), which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective December 29, 2005 (inception).

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

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

  -              Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding,

  -              Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent events were evaluated through November 2, 2009, the date the financial statements were issued.

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the nine months ended September 30, 2009 or 2008.

Liquidity and Capital Resources

At September 30, 2009 and December 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2009, the Company had no capital resources or operations and was not exposed to market risks.

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

(b)            Changes in internal controls.

There have been no significant changes in our internal controls over financial reporting during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 3.            Defaults Upon Senior Securities.

None

Item 4.            Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated:  November 13, 2009

Hyperion Energy, Inc.

By: /s/ Jeffrey J. Raymond

Name: Jeffrey J. Raymond
Title: President

By: /s/ Stephen DelVecchia

Name: Stephen DelVecchia
Title: Chief Financial Officer