Form 10-K
period 2009-12-31
Hyperion Energy, Inc.
filed 2010-04-15
CIK 1392488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52501

Hyperion Energy, Inc.
(Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Broadway, Suite 1101
New York, NY	10038
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 646-443-2380

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

As of December 31, 2009, there were 1,390,000 shares of common stock, par value $.001 per share, outstanding, none of which were held by non-affiliates.

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

Hyperion Energy, Inc.
Form 10-K

PART I

Item 1. Business.

Introduction

Hyperion Energy, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Colorado on December 29, 2005, and maintains its principal executive offices at 160 Broadway, Suite 1101, New York, NY 10038.

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

Employees

We have no employees other than our one officer who devotes only a limited amount of time to our business.

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

Since December 29, 2005 (inception) through December 31, 2009, we have accumulated a deficit of  ($1,390). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC has approved codifying certain aspects of the Wulff Letter and adjusting some of its provisions. The adjustments include allowing stockholders of a company that was formerly a shell company to be able to utilize the exemption from registration under Rule 144 under certain circumstances following such time as the company is no longer a shell company and certain disclosures have been completed.  The changes, which will apply retroactively to the purchasers, became effective on February 15, 2008.

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

Control by Accountabilities, Inc.

Our sole stockholder is Accountabilities, Inc., who’s President is our sole officer. Accountabilities, Inc. currently owns all of the issued and outstanding capital stock of the Company. Consequently, this stockholder controls the operations of the Company and will have the ability to control all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of December 31, 2009 and 2008, there was one holder of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On December 29, 2005, the Board of Directors issued 1,390,000 shares of common stock for $1,390 in services to the founding shareholder of the Company to fund organizational start-up costs.  On May 16, 2008, as a result of the termination of the Asset Purchase Agreement, the founding shareholder surrendered his shares to Accountabilities, Inc., and Accountabilities, Inc. became the owner of 100% of the Company’s outstanding common stock.

Subsequent to December 29, 2005, no securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the years ended December 31, 2009 or 2008.

Liquidity and Capital Resources

At December 31, 2009 and 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

For the period from inception to December 31, 2009, the Company had no capital resources or operations and was not exposed to market risks.

Item 8. Financial Statements.

HYPERION ENERGY, INC.
(A Development Stage Company)
December 31, 2009

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	15

Balance Sheets as of December 31, 2009 and 2008	16

Statements of Operations for the Years Ended December 31, 2009 and 2008 and the Period from December 29, 2005 (Inception) through December 31, 2009	17

Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2009 and 2008 and the Period from December 29, 2005 (Inception) through December 31, 2009	18

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and the Period from December 29, 2005 (Inception) through December 31, 2009	19

Notes to Financial Statements	20-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hyperion Energy, Inc.
160 Broadway
11th Floor
New York, NY 10038

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., llp, we have audited the accompanying balance sheets of Hyperion Energy, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception (December 29, 2005) through December 31, 2009. Hyperion Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperion Energy, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception (December 29, 2005) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

EFP Rotenberg, LLP
Rochester, New York
April 15, 2010

Hyperion Energy, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS:
Total assets:	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY:

Total liabilities:	$-	$-

Stockholder's equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued	-	-
Common stock, $.001 par value, authorized 100,000,000 shares, 1,390,000
issued and outstanding	1,390	1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder's equity:	-	-

Total liabilities and stockholder's equity:	$-	$-

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Operations

			December 29, 2005
			(Inception)
	Years Ended		Through
	December 31, 2009	December 31, 2008	December 31, 2009
Revenues	$-	$-	$-

General and administrative expenses	-	-	1,390

Net income (loss)	$-	$-	$(1,390)

Basic and diluted net income per share	$0.00	$0.00

WBasic and diluted weighted average shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity
For the Period December 29, 2005 (Inception) through December 31, 2009

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	accumulated	Total
Balances at December 29, 2005	-	-	-	-	-
Shares issued for services	1,390,000	$1,390	-	-	$1,390
Net Loss For the Period From Inception through December 31, 2009				$(1,390)	$(1,390)
Balances at December 31, 2009, 2008, 2007, 2006 and 2005	1,390,000	$1,390	-	$(1,390)	-

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows

Period from
December 29, 2005
(Inception)
	Years Ended		Through
	December 31, 2009	December 31, 2008	December 31, 2009
Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

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

On July 26, 2007, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Accountabilities, Inc. (“Accountabilities”) based in New York, NY, to purchase substantially all of the properties, rights and assets used by Accountabilities in conducting its business of providing (i) professional staffing services, primarily to CPA firms and (ii) information technology/scientific staffing services and workforce solutions to various businesses.

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

Note 2 - Summary of Significant Accounting Policies:

Basis of  Presentation – Development Stage Company:

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholder’s equity and cash flows disclose activity since the date of the Company’s inception.

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

Assumption of Certain Expenses By Accountabilities:

Upon entering into the Asset Purchase Agreement Accountabilities has agreed to assume all expenses associated with the Company’s obligations arising from its status as a reporting company under the Securities and Exchange Act of 1934.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

-	Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding.

-	Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the years ended December 31, 2009 or 2008 or for any period from its inception through December 31, 2009, as the Company has had no taxable income or loss.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act.  This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based upon this assessment, management has concluded that there were no material weaknesses in internal controls over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2008:

Name	Position	Term
John P. Messina	President and Director	April 14, 2010 to Present
Jeffrey J. Raymond	President and Director	May 17, 2008 to April 14, 2010
Stephen DelVecchia	Chief Financial Officer and Director	May 17, 2008 to April 14, 2010
Walter Reed	President, Secretary and Director	Inception thru May 16, 2008

John Messina was appointed President and Director in April 2010, and President of Accountabilites in March 2009.  Mr. Messina joined the Accountabilities’ Board of Directors in April 2007 and is currently Executive Vice President of Tri-State Employment Services (“TSE”), and has been with TSE since 1997.  Prior to joining TSE, Mr. Messina worked in the transportation industry and has been an entrepreneur in several small businesses.

Jeffrey J. Raymond currently serves as a consultant to Accountabilities, and was its Chief Executive Officer from May, 2008 to March, 2009.  Prior thereto, he provided consulting services to Accountabilities through Pylon Management, Inc., a mergers and acquisition/financial consulting firm that works with staffing and related public and private firms where he also served as President.  From August 1997 through June 2005, Mr. Raymond served as a turnaround consultant and a consultant to staffing companies.

Stephen DelVecchia served as Chief Financial Officer of Accountabilities from March, 2007 through February 2009.  Prior thereto, he was employed by Geller and Company LLC, where he functioned as the Chief Financial Officer of the firm as well as Co-Chief Operating Officer of the private equity services division.  From 2000 to 2003 he was with Corbis Motion LLC, a media licensing and services company, where he also functioned as Chief Financial Officer as well as Chief Operating Officer of the research subsidiary.   Mr. DelVecchia earned his CPA license while an auditor with Grant Thornton LLP.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and Chief Financial Officer for services rendered during the fiscal years ended December 31, 2009 and 2008.

Name and Position	Year	Total Compensation
John P. Messina	2009	None
Jeffrey J. Raymond, President and Director	2008-2009	None
Stephen DelVecchia, Chief Financial Officer and Director	2008-2009	None
Walter Reed, President, Secretary and Director	2007	None

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Company utilizes the office space and equipment of its sole shareholder, Accountabilities, Inc. at no cost. If any such cost does arise, management believes it would be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Item 14. Principal Accountant Fees and Services

EFP Rotenberg, LLP, as successor by merger to Rotenberg & Co., LLP, has served as our independent registered public accounting firm since inception.

Audit Fees:

During the fiscal years 2009 and 2008, the aggregate fees billed to the Company by its independent auditors was $3,000.00 each year for the annual audits of financial statements and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q

Tax Fees:

There were no fees billed by EFP Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2009 or 2008.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the members of the Board of Directors.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description
2.1	Asset Purchase Agreement among the Company, Walter Reed and Accountabilities, Inc. dated July 26, 2007. (2)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 29, 2005. (1)

3.2	By-laws. (1)

10.1	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy, Inc. Common Stock. (3)

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 15, 2007, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 26, 2007, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s Report on Form 10-QSB as filed with the Securities and Exchange Commission on May 14, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERION ENERGY, INC.

Dated: April 15, 2010	By:	/s/ John P. Messina
Name: John P. Messina
Title: President