Form 10-Q
period 2010-03-31
Hyperion Energy, Inc.
filed 2010-05-13
CIK 1392488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.
000-52501

Hyperion Energy, Inc.
(Name of Registrant as specified in its charter)

Colorado
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

160 Broadway, Suite 1101
New York, New York 10038
(Address of principal executive offices)

Registrant’s telephone number:             (646) 443-2380

Copies to:
Hyperion Energy, Inc.
160 Broadway, Suite 1101
New York, New York 10038

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of May 6, 2010: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2010

Page

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Stockholder’s Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7 − 9

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009

ASSETS:

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY:

Total liabilities:	$-	$-

Stockholder's equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares, 1,390,000 shares issued and outstanding	$1,390	$1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder's equity:	-	-

Total liabilities and stockholder's equity:	$-	$-

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

			December 29, 2005
			(Inception)
	Three Months Ended		Through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$-

General and administrative expenses	-	-	1,390

Net income (loss)	$-	$-	$(1,390)

Basic and diluted net income per share	$0.00	$0.00

WBasic and diluted weighted average shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) to March 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balances at December 29, 2005	-	-	-	-	-

Shares issued for services	1,390,000	$1,390	-	-	$1,390

Net Loss For the Period From Inception through March 31, 2010				$(1,390)	$(1,390)

Balances at March 31, 2010, December 31, 2009, 2008, 2007, 2006 and 2005	1,390,000	$1,390	-	$(1,390)	-

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

Period from
December 29, 2005
(Inception)
	Three Months Ended		Through
	March 31, 2010	March 31, 2009	March 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2010

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2010, the results of its operations for the three months ended March 31, 2010 and 2009, and from the date of inception (December 29, 2005) through March 31, 2010, and cash flows for the three months ended March 31, 2010 and 2009, and from the date of inception (December 29, 2005) through March 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s annual report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2009.

The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in FASB ASC 915.  Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States.

ASSUMPTION OF CERTAIN EXPENSES BY ACCOUNTABILITIES

Upon entering into the Asset Purchase Agreement, Accountabilities has agreed to assume all expenses associated with the Company’s obligations arising from its status as a reporting company under the Securities and Exchange Act of 1934.

BASIC EARNINGS (LOSS) PER SHARE

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

NOTE 4 -  STOCKHOLDER'S EQUITY

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

-	Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding,

-	Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

On July 26, 2007, the Company entered into an Asset Purchase Agreement with Accountabilities, Inc., which was then based in Manalapan, New Jersey, to purchase substantially all of the properties, rights and assets used by Accountabilities, Inc. in conducting its business of providing (i) professional staffing services, primarily to CPA firms and (ii) information technology/scientific staffing services and workforce solutions to various businesses.

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the three months ended March 31, 2010 or 2009.

Liquidity and Capital Resources

At March 30, 2010 and December 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

At March 31, 2010, the Company had no capital resources or operations and was not exposed to market risks.

Item 4.	Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures.

Our President (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e))] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)            Changes in internal controls.

There have been no significant changes in our internal controls over financial reporting during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A.	Risk Factors.

There has been no material changes with respect to the risk factors disclosed in our latest report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2010, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Incorporation, as filed with the Colorado Secretary of State on December 29, 2005. (1)

2.1	Asset Purchase Agreement dated July 26, 2007 among the Company, Walter Reed and Accountabilities, Inc. (2)

3.2	By-Laws (1)

10.1	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy, Inc. Common Stock (3)

31.1	Certification of President pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of President pursuant to Section 906 of Sarbanes Oxley Act of 2002

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

Dated:  May 6, 2010

Hyperion Energy, Inc.

By:
/s/ John P. Messina
Name: John P. Messina
Title: President