Form 10-Q
period 2010-06-30
Hyperion Energy, Inc.
filed 2010-08-12
CIK 1392488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.
000-52501

Hyperion Energy, Inc.
(Name of Registrant as specified in its charter)

Colorado	———————
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

160 Broadway, Suite 1101
New York, New York 10038
(Address of principal executive offices)

Registrant’s telephone number:       (646) 443-2380

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of August 10, 2010: 1,390,000 shares of common stock.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

Page

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Stockholder’s Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7 − 9

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS:

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY:

Total liabilities:	$-	$-

Stockholder's equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued
Common stock, $.001 par value, authorized 100,000,000 shares, 1,390,000 shares issued and outstanding	$1,390	$1,390
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder's equity:	-	-

Total liabilities and stockholder's equity:	$-	$-

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

			December 29, 2005
			(Inception)
	Three & Six Months Ended		Through
	June 30, 2010	June 30, 2009	June 30, 2010

Revenues	$-	$-	$-

General and administrative expenses	-	-	1,390

Net income (loss)	$-	$-	$(1,390)

Basic and diluted net income per share	$0.00	$0.00

Basic and diluted weighted average shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the period from December 29, 2005 (Inception) to June 30, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balances at December 29, 2005	-	-	-	-	-

Shares issued for services	1,390,000	$1,390	-	-	$1,390

Net Loss For the Period From Inception through June 30, 2010				$(1,390)	$(1,390)

Balances at June 30, 2010, December 31, 2009, 2008, 2007, 2006 and 2005	1,390,000	$1,390	-	$(1,390)	-

The accompanying notes are an integral part of these financial statements.

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

Period from
December 29, 2005
(Inception)
	Six Months Ended		Through
	June 30, 2010	June 30, 2009	June 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$-	$-	$(1,390)
Shares issued for services	-	-	1,390
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-	-

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-	-	-

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$-	$-	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

HYPERION ENERGY, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2010 and 2009, and from the date of inception (December 29, 2005) through June 30, 2010, and cash flows for the six months ended June 30, 2010 and 2009, and from the date of inception (December 29, 2005) through June 30, 2010.

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

The results of operations and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the three and six months ended June 30, 2010 or 2009.

Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

At June 30, 2010, the Company had no capital resources or operations and was not exposed to market risks.

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

(b)           Changes in internal controls.

There have been no significant changes in our internal controls over financial reporting during the second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No matter was submitted during the quarter ending June 30, 2010, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated:  August 12, 2010

Hyperion Energy, Inc.

By:
/s/ John P. Messina
Name: John P. Messina
Title: President