Form 10-K
period 2010-12-31
Hyperion Energy, Inc.
filed 2011-03-31
CIK 1392488

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of  March 10, 2011, there were 1,390,000 shares of common stock, par value $.001 per share, outstanding, none of which were held by non-affiliates.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On July 26, 2007, the Company entered into an Asset Purchase Agreement with Accountabilities, Inc. (“Accountabilities”), based in New York, New York, to purchase substantially all of the properties, rights and assets used by Accountabilities in conducting its business of providing (i) professional staffing services, primarily to CPA firms and (ii) information technology/scientific staffing services and workforce solutions to various businesses.

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

Since December 29, 2005 (inception) through December 31, 2010, we have accumulated a deficit of ($1,390). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Control by Accountabilities

Our sole stockholder is Accountabilities, whose President is our sole officer. Accountabilities currently owns all of the issued and outstanding capital stock of the Company. Consequently, this stockholder controls the operations of the Company and will have the ability to control all matters submitted to stockholders for approval, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of Accountabilities at no cost. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of December 31, 2010 and 2009, there was one holder of record of our Common Stock.

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

Item 6   Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On July 26, 2007, the Company entered into an Asset Purchase Agreement with Accountabilities to purchase substantially all of the properties, rights and assets used by Accountabilities in conducting its business of providing (i) professional staffing services, primarily to CPA firms and (ii) information technology/scientific staffing services and workforce solutions to various businesses.

The purchase price for the Accountabilities assets was to be a number of shares of the Company’s Common Stock equal to the number of shares of Accountabilities Common Stock outstanding at the time of closing.  In addition, Accountabilities  paid the Company’s sole shareholder a total of $12,500 in exchange for his agreement to surrender all of his shares of the Company’s Common Stock for cancellation at the time of closing.  As a result of these transactions (the “Transactions”), the shares of the Company’s Common Stock issued to Accountabilities, Inc. were to represent 100% of the Company’s outstanding Common Stock after the completion of the Transactions.

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

Results of Operation

The Company did not have any operating income nor any operating expenses for the years ended December 31, 2010 or 2009.

Liquidity and Capital Resources

At December 31, 2010 and 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

For the period from inception to December 31, 2010, the Company had no capital resources or operations and was not exposed to market risks.

Item 8. Financial Statements.

HYPERION ENERGY, INC.
(A Development Stage Company)
December 31, 2010

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	15

Balance Sheets as of December 31, 2010 and 2009	16

Statements of Operations for the Years Ended December 31, 2010 and 2009 and the Period from December 29, 2005 (Inception) through December 31, 2010	17

Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2010 and 2009 and the Period from December 29, 2005 (Inception) through December 31, 2010	18

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and the Period from December 29, 2005 (Inception) through December 31, 2010	19

Notes to Financial Statements	20-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hyperion Energy, Inc.

We have audited the accompanying balance sheets of Hyperion Energy, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from the date of inception (December 29, 2005) through December 31, 2010. Hyperion Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyperion Energy, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from the date of inception (December 29, 2005) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 30, 2011

Hyperion Energy, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS:

Total assets	$–	$–

LIABILITIES AND STOCKHOLDER'S EQUITY:

Total liabilities	$–	$–

Stockholder's equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued	–	–
Common stock, $.001 par value, authorized 100,000,000 shares, 1,390,000 issued and outstanding	1,390	1,390
Additional paid in capital	–	–
Deficit accumulated during the development stage	(1,390)	(1,390)

Total stockholder's equity	–	–

Total liabilities and stockholder's equity	$–	$–

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Operations

			December 29, 2005
			(Inception)
	Years Ended		Through
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$–	$–	$–

General and administrative expenses	–	–	1,390

Net income (loss)	$–	$–	$(1,390)

Basic and diluted net income per share	$0.00	$0.00

Basic and diluted weighted average shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity
For the Period December 29, 2005 (Inception) through December 31, 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 29, 2005	–	$–	$–	$–	-

Shares issued for services	1,390,000	1,390			$1,390

Net Loss For the Period From Inception through December 31, 2010				$(1,390)	$(1,390)

Balances at December 31, 2010, 2009, 2008, 2007, 2006 and 2005	1,390,000	$1,390	$–	$(1,390)	$–

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows

Period from
December 29, 2005
(Inception)
	Years Ended		Through
	December 31, 2010	December 31, 2009	December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$–	$–	$(1,390)
Shares issued for services	–	–	1,390
Net cash provided by (used in) operating activities	–	–	–

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	–	–	–

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	–	–	–

Net change in cash	–	–	–

Cash, beginning of period	–	–	–

Cash, end of period	$–	$–	$–

Non Cash Investing and Financing Activities:
Common stock issued to founder for services	$–	$–	$1,390

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

Hyperion Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

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

On July 26, 2007, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Accountabilities, Inc. (“Accountabilities”) based in New York, New York, to purchase substantially all of the properties, rights and assets used by Accountabilities in conducting its business of providing (i) professional staffing services, primarily to CPA firms and (ii) information technology/scientific staffing services and workforce solutions to various businesses.

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

Note 2 - Summary of Significant Accounting Policies:

Basis of  Presentation – Development Stage Company:

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in the Accounting Standards Codification (“ASC”) Topic 915 (“ASC915”).  Among the disclosures required by ASC915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholder’s equity and cash flows disclose activity since the date of the Company’s inception.

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

Income Taxes:

Income taxes are provided in accordance with ASC Topic 740, Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations since its inception.

In accordance with ASC 740-10-50, Accounting for Uncertainty in Income Taxes, the Company recognized the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and /or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are from its inception on December 29, 2005 through December 31, 2010.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

   -   Common stock, $ 0.001 par value: 100,000,000 shares authorized; 1,390,000 shares issued and outstanding.

  -   Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the years ended December 31, 2010 or 2009 or for any period from its inception through December 31, 2010, as the Company has had no taxable income or loss.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based upon this assessment, management has concluded that there were no material weaknesses in internal controls over financial reporting as of December 31, 2010.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2010:

Name	Position	Term
John P. Messina Jeffrey J. Raymond	President and Director President and Director	April 14, 2010 to Present May 17, 2008 to April 14, 2010
Stephen DelVecchia	Chief Financial Officer and Director	May 17, 2008 to April 14, 2010
Walter Reed	President, Secretary and Director	Inception thru May 16, 2008

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

Jeffrey J. Raymond was the Chief Executive Officer of Accountabilities from May, 2008 to March, 2009.  Prior thereto, he provided consulting services to Accountabilities through Pylon Management, Inc., a mergers and acquisition/financial consulting firm that works with staffing and related public and private firms where he also served as President.  From August 1997 through June 2005, Mr. Raymond served as a turnaround consultant and a consultant to staffing companies.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and Chief Financial Officer for services rendered during the fiscal years ended December 31, 2010 and 2009.

Name and Position	Year	Total Compensation
John P. Messina	2009-2010	None
Jeffrey J. Raymond, President and Director	2008-2010	None
Stephen DelVecchia, Chief Financial Officer and Director	2008-2010	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of December 31, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Audit Fees:

During the fiscal years 2010 and 2009, the aggregate fees billed to the Company by its independent auditors were $3,500 for 2010 and $3,000 for 2009 for the annual audits of financial statements and review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q

Tax Fees:

There were no fees billed by EFP Rotenberg for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2010 or 2009.

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